Form 10-K
period 2017-12-31
Ford Credit Auto Owner Trust 2016-A
filed 2018-03-22
CIK 1663129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Ford Credit Auto Owner Trust 2016-A (Exact name of issuing entity as specified in its charter) Commission File Number: 333-205966-02 Central Index Key Number: 0001663129
Ford Credit Auto Receivables Two LLC (Exact name of depositor as specified in its charter) Commission File Number: 333-205966 Central Index Key Number: 0001129987

Ford Motor Credit Company LLC (Exact name of depositor as specified in its charter) Central Index Key Number: 0000038009

Delaware (State or Other Jurisdiction of Incorporation of issuing entity)	47-7343613 (I.R.S. Employer Identification No. of issuing entity)
c/o U.S. Bank Trust National Association 300 Delaware Ave., 9th Floor Wilmington, Delaware (Address of Principal Executive Offices of issuing entity)	19801 (Zip Code)
(651) 466-3000
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
☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a-non-accelerated filer, a smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐ Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
REGISTRANT HAS NO VOTING OR NON-VOTING COMMON EQUITY OUTSTANDING HELD BY NON-AFFILIATES.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1. Item 1A. Item 2. Item 3.	Business Risk Factors Properties Legal Proceedings

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

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5. Item 6. Item 7. Item 7A. Item 8. Item 9. Item 9A.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Selected Financial Data
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Quantitative and Qualitative Disclosures About Market Risk
Financial Statements and Supplementary Data
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Controls and Procedures

Item 9B. Other Information.

Nothing to report.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10. Item 11. Item 12. Item 13. Item 14.
Directors, Executive Officers and Corporate Governance.
Executive Compensation.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Certain Relationships and Related Transactions, and Director Independence.
Principal Accountant Fees and Services.

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
Each of Ford Motor Credit Company LLC (“Ford Credit”) and The Bank of New York Mellon (“BNYM”) (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by Ford Credit Auto Owner Trust 2016-A (“the Trust”). Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2017 and for the period from January 1, 2017 through December 31, 2017, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by an independent registered public accounting firm regarding its related Report on Assessment, which Attestation Reports are attached as exhibits to this Form 10-K.
Each of the BNYM Report on Assessment and the Attestation Report for BNYM identified material instances of noncompliance with the servicing criterion set forth in Item 1122(d)(3)(i)(A) as further described in the related reports. Ford Credit performs all servicing functions under the servicing criterion set forth in Item 1122(d)(3)(i)(A) with respect to Ford Credit’s Platform (as defined in Ford Credit’s Report on Assessment). BNYM does not perform any servicing functions under the servicing criterion set forth in Item 1122(d)(3)(i)(A) for Ford Credit’s Platform. BNYM has confirmed to the Trust that no material instances of noncompliance with respect to the servicing criterion set forth in Item 1122(d)(3)(i)(A) described in BNYM’s Report on Assessment and the Attestation Report for BNYM involved the servicing of the assets backing the asset-backed securities issued by the Trust or the asset-backed securities themselves.   Further, as described in the BNYM Report on Assessment and the Attestation Report for BNYM, the material instances of noncompliance with the servicing criterion set forth in Item 1122(d)(3)(i)(A) concern activities related to asset-backed securities transactions that are backed by an asset type other than the assets backing the asset-backed securities issued by the Trust.
Neither the Ford Credit Report on Assessment nor the Attestation Report for Ford Credit has identified any material instances of noncompliance with the servicing criteria described in the Ford Credit Report on Assessment as being applicable to Ford Credit.

Item 1123 of Regulation AB. Servicing Compliance Statement.
Ford Credit has been identified by the registrant as a servicer during the reporting period with respect to the pool assets held by the Trust. Ford Credit has provided a statement of compliance for the reporting period, signed by an authorized officer, and such compliance statement is attached as an exhibit to this Form 10-K.

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

10.1
Amended and Restated Trust Agreement, dated as of January 1, 2016, between FCAR Two and U.S. Bank Trust National Association, as owner trustee (included in Exhibit 10.1 to the Trust’s Form 8-K under Commission File No. 333-205966-02, as filed with the Commission on January 28, 2016, which is incorporated herein by reference).

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

Ford Credit Auto Owner Trust A 2016-A (Issuing entity)
By: Ford Motor Credit Company LLC (Servicer)
By: /s/ David A. Webb David A. Webb Vice President and Assistant Treasurer (senior officer of Servicer in charge of servicing function)

March 22, 2018