Form 10-K
period 2018-12-31
Ford Credit Auto Owner Trust 2016-A
filed 2019-03-25
CIK 1663129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
Each of Ford Motor Credit Company LLC (“Ford Credit”) and The Bank of New York Mellon (“BNYM”) (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by Ford Credit Auto Owner Trust 2016-A (the “Trust”). Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2018 and for the period from January 1, 2018 through December 31, 2018, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by an independent registered public accounting firm regarding its related Report on Assessment, which Attestation Reports are attached as exhibits to this Form 10-K. None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to such Servicing Participant.

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

10.4
Administration Agreement, dated as of January 1, 2016, between Ford Credit and the Trust (included in Exhibit 10.4 to the Trust’s Form 8-K under Commission File No. 333-205966-02, as filed with the Commission on January 28, 2016, which is incorporated herein by reference).

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

Ford Credit Auto Owner Trust A 2016-A (Issuing entity)
By: Ford Motor Credit Company LLC (Servicer)
By: /s/ Jason C. Behnke Jason C. Behnke Vice President and Assistant Treasurer (senior officer of Servicer in charge of servicing function)

March 25, 2019